Form 10-Q
period 2017-09-30
Fortuneswell Corp
filed 2017-11-20
CIK 1613394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017
OR

☐          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 333-219284

FORTUNESWELL CORPORATION
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	47-1189651 (I.R.S. Employer Identification Number)

11 Vista Hermosa Drive
Simi Valley, California 93065
(Address of principal executive offices)

(805) 304-2664
(Issuer’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or, an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company”, in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at November 17, 2017
Common Stock, par value $.001 per share	8,000,000 shares

FORTUNESWELL CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Fortuneswell Corporation
Condensed Balance Sheets
 September 30, 2017

	September 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Current Assets
Cash	$-	$100
Total Current Assets	-	100
TOTAL ASSETS	$-	$100
LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts Payable and Accrued Expenses	$6,280	$-
Due to Related Party	2,056	-
Total Current Liabilities	8,336	-
TOTAL LIABILITIES	$8,336	$-
STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, $0.001 Par Value
Authorized Common Stock
75,000,000 shares at $0.001
Issued and Outstanding
8,000,000 Common Shares at September 30, 2017 & December 31, 2016	8,000	8,000
Additional Paid In Capital	-	-
Accumulated Deficit	(16,336)	(7,900)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(8,336)	100
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$-	$100

The accompanying notes are an integral part of these financial statements.

Fortuneswell Corporation
Condensed Statements of Operations
September 30, 2017
 (unaudited)

	Three months ended September 30, 2017	Three months ended September 30, 2016	Nine months ended September 30, 2017	Nine months ended September 30, 2016

EXPENSES
General and Administrative	1,186	-	1,186	-
Professional Fees	$1,050	$-	$7,250	$-
Total Expenses	2,236	-	8,436	-
LOSS FROM OPERATIONS	(2,236)	-	(8,436)	-

NET AND COMPREHENSIVE LOSS FOR THE PERIOD	$(2,236)	$-	$(8,436)	$-

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$-	$(0.00)	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	8,000,000	8,000,000	8,000,000	8,000,000

The accompanying notes are an integral part of these financial statements.

Fortuneswell Corporation
 Condensed Statements of Cash Flows
September 30, 2017
 (unaudited)

	Nine months ended September 30, 2017	Nine months ended September 30, 2016

OPERATING ACTIVITIES
Net loss for the period	$(8,436)	$-
Adjustments to reconcile Net loss
to net cash provided by operations:
Increase (decrease) in Accounts Payable and Accrued Expenses	8,336
Net cash provided (used) by Operating Activities	$(100)	$-

Net increase (decrease) in Cash for period	(100)	-
Cash at beginning of period	100	100
Cash at end of period	$-	$100

Supplemental Cash Flow Information and noncash Financing Activities:
Expenses paid on behalf of Company by related party	$2,056	$-
Cash paid for taxes	$-	$-
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these financial statements.

FORTUNESWELL CORPORATION
NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS
September 30, 2017

NOTE 1 – NATURE OF OPERATIONS

Fortuneswell Corporation was incorporated in the State of Nevada on June 17, 2014.  The principal business objective of the Company is to sell and promote a portfolio of bulk fuel supplements for Energy Alliance Technology Company to the multifaceted fuels industry. The portfolio of bulk fuel supplements is based on the science of Bio-Thermogenics.  The formulary of the portfolio of products alter the burn pattern and combustion characteristics of all fossil fuels.  EATC’s products increase fuel efficiency, increases engine and equipment life, and can reduce emissions more than 80% thereby introducing the potential for immediate and long-term positive environmental impacts.  Their product line of fuel supplements is 100% natural, non-petroleum based, and non-agricultural impacting.

The balance sheet as of December 31, 2016 has been derived from audited financial statements, and the unaudited interim financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Form S-1 as of December 31, 2016.

In the opinion of management, all adjustments (which include normal and recurring adjustments) necessary to fairly present the Company’s financial position as of September 30, 2017, and results of its operations and cash flows for the nine months then ended have been made.

NOTE 2 – GOING CONCERN

The accompanying unaudited financial statements have been prepared in conformity with US GAAP, which contemplate continuation of the Company as a going concern. However, the Company has not commenced operations and has accumulated a deficit of $16,336 as of September 30, 2017. The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management plans to market the portfolio of emissions reducing fuel technologies and products for all classifications of fossil fuels.  Management’s plan to obtain such resources for the Company include (i) obtaining capital from management and significant stockholders sufficient to meet its minimal operating expenses; (ii) obtaining funding from outside sources through the sale of its debt and/or equity securities; and (iii) completing a merger with or acquisition of an existing operating company.  However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.  Management, while not especially experienced in matters relating to public company management, will rely upon their own efforts in accomplishing the business purposes of the Company.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The financial statements present the balance sheets, statements of operations, equity, and cash flows of the Company. These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

 In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the result of operations; and (c) cash flows, have been made in order to make the financial statements presented not misleading. The results of operations for such interim periods are not necessarily indicative of operations for a full year.

Use of Estimates and Assumptions
 Preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Loss Per Share
Net loss per share is computed based upon the weighted-average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock. The Company had no dilutive securities.

Recently Issued Accounting Pronouncements
In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern. The amendments require management to perform interim and annual assessments of an entity’s ability to continue as a going concern and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. The standard applies to all entities and is effective for annual and interim reporting periods ending after December 15, 2016, with early adoption permitted. The Company has evaluated the impact that this new guidance will have and has included the appropriate disclosures in Note 2.

Other than as noted above the Company has not implemented any pronouncements that had material impact on the financial statements and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 4 – COMMON STOCK

The Company is authorized to issue an aggregate of 75,000,000 common shares with a par value of $0.001 per share.  No preferred shares have been authorized or issued.  At both September 30, 2017 and December 31, 2016, the Company had 8,000,000 common shares issued and outstanding.

At September 30, 2017, there are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

NOTE 5 – RELATED PARTY TRANSACTIONS

A significant shareholder has paid expenses on behalf of the Company.  At September 30, 2017 and December 31, 2016, the amount owed is $2,056 and $0, respectively. The loans are unsecured, payable on demand, and carry no interest.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our financial statements, including the notes thereto, appearing in this report and are hereby referenced.  The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this report. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report.  We believe it is important to communicate our expectations. However, our management disclaims any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise.

These forward-looking statements are based on our management’s current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations.  You should not rely upon these forward-looking statements as predictions of future events because we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur.  You can identify a forward-looking statement by the use of the forward-terminology, including words such as “may”, “will”, “believes”, “anticipates”, “estimates”, “expects”, “continues”, “should”, “seeks”, “intends”, “plans”, and/or words of similar import, or the negative of these words and phrases or other variations of these words and phrases or comparable terminology.  These forward-looking statements relate to, among other things: our sales, results of operations and anticipated cash flows; capital expenditures; depreciation and amortization expenses; sales, general and administrative expenses; our ability to maintain and develop relationship with our existing and potential future customers; and, our ability to maintain a level of investment that is required to remain competitive.  Many factors could cause our actual results to differ materially from those projected in these forward-looking statements, including, but not limited to: variability of our revenues and financial performance; risks associated with technological changes; the acceptance of our products in the marketplace by existing and potential customers; disruption of operations or increases in expenses due to our involvement with litigation or caused by civil or political unrest or other catastrophic events; general economic conditions, government mandates; and, the continued employment of our key personnel and other risks associated with competition.

The principal business objective of the Company is to sell and promote a portfolio of bulk fuel supplements for Energy Alliance Technology Company (herein after referred to as “EATC”) to the multifaceted fuels industry. The portfolio of bulk fuel supplements is based on the science of Bio-Thermogenics.  The formulary of the portfolio of products alter the burn pattern and combustion characteristics of all fossil fuels.  EATC’s  products increase fuel efficiency, increases engine and equipment life, and can reduce emissions more than 80% thereby introducing the potential for immediate and long term positive environmental impacts.  EATC’s product line of fuel supplements are 100% natural, non-petroleum based, and non-agricultural impacting.

Plan of Operation

The business of the Company is to sell and promote a portfolio of bulk fuel supplements for Energy Alliance Technology (herein after referred to as “EATC”).  EATC has signed a three year Sales Representative Agreement for the Territory defined as North America.  The North America Territory includes all of the 50 United States, Canada and Mexico.

The Company plans to market the portfolio of emissions reducing fuel technologies and products for all classifications of fossil fuel.  After 12 years of extensive research and field testing, EATC has developed a family of patented, proprietary fossil fuel supplements that are ready to be marketed and sold under the trade name Bio-T.  EATC has developed patented “neutral-catalytic” reagent that perform traditional catalytic functions, but without expensive or toxic heavy metal catalysts. Coupled with other biological system reagents, dynamic feedback control of the combustion process is achieved resulting in higher efficiency, more complete combustion, higher power output, and lower emissions.

Results of Operations for the Three and Nine Months Ended September 30, 2017 Compared to the Three and Nine Months Ended September 30, 2016

Revenues. The Company’s revenues were $0 for the three-month and nine-month periods ended September 30, 2017 and September 30, 2016.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended September 30, 2017 were $1,186 as compared to $0 for the three months ended September 30, 2016, and $1,186 for the nine months ended September 30, 2017 as compared to $0 for the nine months ended September 30, 2016. General and administrative expenses increased due to the Company’s filings with the Securities and Exchange Commission and fees related to the Company’s new business plan.

Professional Fees. Professional fees for the three months ended September 30, 2017 were $1,050 as compared to $0 for the three months ended September 30, 2016, and $7,250 for the nine months ended September 30, 2017 as compared to $0 for the nine months ended September 30, 2016. Professional fees increased due to fees associated with the Company’s efforts to file with the Securities Exchange Commission and fees related to the Company’s new business plan.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	As of September 30, 2017	As of December 31, 2016

Cash	$-	$100
Working Capital	(8,336)	-
Debt (current)	8,336	100

The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Impact of Inflation

We believe that the rate of inflation has had negligible effect on our operations. We believe we can absorb most, if not all, increased non-controlled operating costs by increasing sales prices, whenever deemed necessary and by operating our Company in the most efficient manner possible.

Net Cash Used in Operating Activities

We experienced $100 net cash used in operating activities during the nine months ended September 30, 2017 as compared to zero cash flow from operating activities during the nine months ended September 30, 2016.

Net Cash Used in Investing Activities

The net cash used in investing activities during the nine months ended September 30, 2017 and 2016 was $0.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the nine month period ended September 30, 2017 was $0, and $0 during the nine month period ended September 30, 2016.

Availability of Additional Funds

Based on our working capital deficit as of September 30, 2017 and zero revenues, we expect to need additional equity and/or debt financing to continue our operations during the next 12 months. We expect that our current cash on hand will not fund our operations through December 2017.

Critical Accounting Policies and Estimates

Our unaudited interim financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of unaudited interim financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the unaudited interim financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from these estimates. Our significant estimates and assumptions include amortization, the fair value of our stock, and the valuation allowance relating to the Company’s deferred tax assets.

Material Commitments

There were no material commitments during the nine months ended September 30, 2017.

Recent Accounting Pronouncements

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern. The amendments require management to perform interim and annual assessments of an entity’s ability to continue as a going concern and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. The standard applies to all entities and is effective for annual and interim reporting periods ending after December 15, 2016, with early adoption permitted.  The Company has evaluated the impact that this new guidance will have on its financial statements, and has included the appropriate disclosures in Note 2.

The Company has reviewed all recent accounting pronouncements and, other than shown above, has determined that it is unlikely that any will have a material impact on its financial position or results of operations.

Off Balance Sheet Arrangements

As of September 30, 2017, we had no off balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Disclosure under this section is not required for a smaller reporting company.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed in the reports that we file under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Treasurer, as appropriate, to allow timely decisions regarding required disclosures.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our President and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of our third fiscal quarter covered by this report. Based on the foregoing, our President and Treasurer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level at September 30, 2017.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the nine months ended September 30, 2017 which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

/s/ J. Daniel Thatcher
J. Daniel Thatcher
CEO, President, CFO and Treasurer

PART II OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits

Exhibit No.	Description

31.1	302 Certification – J. Daniel Thatcher

32.1	906 Certification – J. Daniel Thatcher

(b) Reports of Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORTUNESWELL CORPORATION

DATE:  November 17, 2017

By: /s/ J. Daniel Thatcher
J. Daniel Thatcher
Chairman, President, Chief Executive Officer
and Treasurer (Principal Accounting Officer
and Authorized Officer)

Fortuneswell Corporation

Index to Exhibits

Exhibit No.	Description

31.1	302 Certification – J. Daniel Thatcher

32.1	906 Certification – J. Daniel Thatcher