Form 10-K
period 2017-12-31
Fortuneswell Corp
filed 2018-04-17
CIK 1613394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________________.

Commission file number:  333-219284

Fortuneswell Corporation
(Exact name of registrant as specified in its charter)

Nevada	47-1189651
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11 Vista Hermosa Drive
Simi Valley, California 93065
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:   (805) 304-2664

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001 per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerate filer, a non-accelerated filer, a smaller reporting company or, an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company”, in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company☒ Emerging growth company☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

At April 16, 2018 there were 8,000,000 shares of the registrant’s Common Stock issued and outstanding.

ii

Fortuneswell Corporation

FORM 10-K
For The Fiscal Year Ended December 31, 2017

iii

Explanatory Note

In this Annual Report on Form 10-K, Fortuneswell Corporation is sometimes referred to as the “Company”, “we”, “our”, “us” or “registrant” and U.S. Securities and Exchange Commission is sometimes referred to as the “SEC”.

PART I

Item 1. Business.

Our Company

Fortuneswell Corporation (the Company) was formed on June 17, 2014 in the State of Nevada.  The principal business objective of the Company is to sell and promote a portfolio of bulk fuel supplements for Energy Alliance Technology Company (herein after referred to as “EATC”) to the multifaceted fuels industry. The portfolio of bulk fuel supplements are based on the science of Bio-Thermogenics.  The formulary of the portfolio of products alter the burn pattern and combustion characteristics of all fossil fuels.  EATC’s products increase fuel efficiency, increases engine and equipment life, and can reduce emissions more than 80% thereby introducing the potential for immediate and long term positive environmental impacts.  EATC’s product line of fuel supplements are 100% natural, non-petroleum based, and non-agricultural impacting.  For the year ended December 31, 2017, we generated no revenue and had a net loss of $13,169.

We qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act, which became law in April, 2012.  Under the JOBS Act, “emerging growth companies”, can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Our principal executive offices are located at 11 Vista Hermosa Drive, Simi Valley, California 93065. Our telephone number is (805) 304-2664. We were incorporated under the laws of the State of Nevada on June 17, 2014. Our fiscal year end is December 31.

Principal Business

The Company plans to market EATC’s portfolio of emissions reducing fuel technologies and products for all classifications of fossil fuel.  After 12 years of extensive research and field testing, EATC has developed a family of patented, proprietary fossil fuel supplements that are ready for marketing and sold under the trade name Bio-T.  EATC has developed patented “neutral-catalytic” reagent that perform traditional catalytic functions, but without expensive or toxic heavy metal catalysts. Coupled with other biological system reagents, dynamic feedback control of the combustion process is achieved resulting in higher efficiency, more complete combustion, higher power output, and lower emissions.

Government Regulation

We are subject to government regulations that regulate businesses generally, such as compliance with regulatory requirements of federal, state, and local agencies and authorities, including regulations concerning workplace safety and labor relations. In addition, our operations are affected by federal and state laws relating to marketing practices in the music industry. Environmental laws and regulations do not materially impact our operations.

Research and Development

We have not spent any funds on research and development activities in connection with our business.

Personnel

As of April 5, 2018, we employed one person on a part-time basis.  None of our employees is subject to a collective bargaining agreement. We believe that our relationship with our employees is good.

Item 1A. Risk Factors.

Not applicable to smaller reporting companies.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our executive offices are located at 11 Vista Hermosa Drive, Simi Valley, California 93065. The Company does not own or rent property.  The office space is provided by an officer at no charge.  We believe that this space is presently adequate for our needs.

Item 3. Legal Proceedings.

We are not a party to any legal proceedings, nor are we aware of any threatened litigation whatsoever.

Item 4. Mine Safety Disclosures

Not applicable to smaller reporting companies.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

None.

Holders of Record

As of December 31, 2017 and April 16, 2018, respectively, there were 2 shareholders of record of the Company’s common stock.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain future earnings, if any, to finance our operations, and to expand our business. Subject to the rights of holders of preferred stock, any future determination to pay cash dividends will be at the discretion of our board of directors and will be dependent upon our financial condition, operating results, capital requirements, limitations under Nevada law and other factors that our board of directors considers appropriate.

Recent Sales of Unregistered Securities

None.

Recent Sales of Registered Securities

None.

Item 6. Selected Financial Data.

Not applicable to smaller reporting companies.

Item 7. Management’s Discussion and Analysis Of Financial Condition And Results Of Operations

The following discussion and analysis should be read in conjunction with our financial statements, including the notes thereto, appearing in this Form 10-K and are hereby referenced. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this report. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. We believe it is important to communicate our expectations. However, our management disclaims any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise.

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

Overview

Fortuneswell Corporation (the Company) was formed on June 17, 2014 in the State of Nevada.  The principal business objective of the Company is to sell and promote a portfolio of bulk fuel supplements for Energy Alliance Technology (herein after referred to as “EATC”) to the multifaceted fuels industry. The portfolio of bulk fuel supplements are based on the science of Bio-Thermogenics.  The formulary of the portfolio of products alter the burn pattern and combustion characteristics of all fossil fuels.  EATC’s products increase fuel efficiency, increases engine and equipment life, and can reduce emissions more than 80% thereby introducing the potential for immediate and long term positive environmental impacts.  EATC’s product line of fuel supplements are 100% natural, non-petroleum based, and non-agricultural impacting.

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

Plan of Operation

The business of the Company is to sell and promote a portfolio of bulk fuel supplements for Energy Alliance Technology (herein after referred to as “EATC”).  The Company signed a three year Sales Representative Agreement for the Territory defined as North America.  The North America Territory includes all of the 50 United States, Canada and Mexico.  The Sales Representative Agreement is attached to this filing and is listed as Exhibit 99.1.

Products

Bio-T™ Technology - The active ingredients in the EATC’s Bio-T™ patent protected fuel supplements formulations are derived from naturally occurring, non-synthetic reagents that are generally recognized to be environmentally safe, non-toxic, and biodegradable (MSDS information available upon request).  For this reason, EATC’s products can be transported without shipping restrictions in any form including train, plane, truck, courier or the U.S. Postal Service.

EATC’s products are non-petrochemical supplements based on naturally occurring bio-chemical reactions that take place in all forms of fuel combustion.  The Company believes that Bio-T™ stands alone as the only naturally derived bulk fuel additive which can maximize control of the complete fuel burning process to facilitate “full” combustion across the entire spectrum of liquid, solid state, and gaseous fossil fuels.  Consequently, Bio-T™ products achieve consistent efficiency improvements and emission reductions of nitrous oxides, carbon monoxide, total hydrocarbons, non-methane hydrocarbons as well as smog related particulate matter.  By focusing on bulk fuel opportunities Bio-T supplements can deliver significant short and long term large scale fuel and environmental impacts.

These improvements are realized without the need for supplemental mechanical equipment while improving the performance of pre-existing emissions devices such as catalytic converters, diesel particulate filtration and coal scrubbers.  Also, the natural and non-toxic ingredients in Bio-T™ products can be proportioned in fuel-specific and applications-including the enhancement of Bio fuels.   Based on preliminary laboratory testing, the Company believes Bio-T™ can be combined with all classifications of fossil fuels to increase the effectiveness of a wide spectrum of combustion devices including engines, boilers, furnaces and heaters delivering more complete combustion and lower emissions than currently available conventional technologies.

Bio-T™ does not require any major retooling at either the refinery or fuel terminal level. It can be economically blended at either facility with the available fuel supply through the use of industry standard hardware and technology, thus facilitating its ability to be globally deployed immediately.

Diesel fuel / Commercial Transportation – Is an initial key market.  The movement of commerce is a major consumer of diesel fuel and in many instances, relies on centralized refueling terminals.  The commercial transportation market would include; trucking companies, city and state municipalities, couriers such as UPS and Federal Express and other large commercial enterprises that use large volumes of diesel fuel and utilize central terminals for refueling.  Dilution rates for Diesel are 1,400 gallons of Diesel/1-gallon Bio-T™.

Bunker C Marine Fuel – Is a second key market as transoceanic transport vessels can use upwards of 1 million gallons of fuel per crossing.  This initiative will focus on major commercial shipping companies like Maersk and COSCO as well as the associated marine support infrastructure such as tug boats.  Refueling and blending is often accomplished at the docking ports.  Additionally, the Company will seek to establish cooperative working relationships with associated port authorities.  Dilution rates for Bunker C are 1,200 gallons of Bunker C/1- gallon Bio-T™ and the Company has determined that Bunker Bio-T™ is more effective in a heated fuel operating environment.

Coal – Power Generation – Is a staple fuel source for power generation both domestically and globally while being linked to both pollution and public health.  This effort will move forward corroborative testing to be completed by the University of North Dakota’s Energy & Environmental Research Center (EERC), immediately followed with field tests at two potential major coal fired electrical generation facilities located in Arizona and Pennsylvania.  Dilution rates for coal are projected at 1 quart of Bio-T/1 ton of coal.  Initial testing demonstrates significant improvements in efficiency and major reductions in generated airborne particulate.

Patents & Intellectual Property - Fossil fuel combustion consists of various radical chain reactions without the presence of any “controls” that can govern the functional dynamics of combustion such as initiation temperature, time and duration which materially affect measurable emissions by-products.  Using the research science of Bio-Thermogenics, the Company utilized three (3) discovered universal biological/life principles to observe, identify and develop naturally occurring bio-chemical “control” mechanisms that optimize free radical reactions at the micro-biological level.  Based on these discoveries, a complimentary formulary of naturally occurring reagents allows the Company to exercise maximized control of the burn cycle and tune the formulary to optimize the combustion of all fossil fuel classes.

The fundamental principles of Bio-Thermogenics and the Company Bio-T formulary are patent protected under Patent Number 6,482,243 B2.

Bio-T™ Formulary          The bio-chemical composition of the product formulary includes blends of natural compounds, derivatives of those natural compounds and environmentally friendly synthetic compounds.

More specifically the Company formulary includes varying combinations of:

1.	Vitamins – A, C, and E

2.	Commonly available Polyunsaturated compounds such as Omega-3 or Omega-6.

3.	Synthetic Esters

4.	Small polymers of amino acids such as Peptides

Product Designations – The following are product classifications that have been identified by THE COMPANY as having strong market potential for our product offering:

Classification	Designation	Classification	Designation
Heating Oils	BIO-T HO2100	Bunker C Fuel	BIO-T BC2100
Coal Power Generation	BIO-T CG5100	Diesel Fuel Trucking	BIO-T DF2100
Diesel Railroad	BIO-T RR2100	Military Diesel	BIO-T MD2100
Diesel Off-Road	BIO-T OR2100	Farm Diesel	BIO-T FD2100
Industrial Diesel	BIO-T ID2100	Aviation Jet Fuel	BIO-T JF3100
Aviation Gasoline	BIO-T AG4100	Two-Stroke Oil	BIO-T TS6100
Petroleum Coke	BIO-T PC5100	Gasoline	BIO-T GB4100
Bio-Fuels	BIO-T BF7100

Results of Operations for the Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

Revenues. The Company did not have any revenue for the years ended December 31, 2017 and 2016.  The lack of revenue was due to a change in the business plans of the Company.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended December 31, 2017 were $2,119 as compared to $0 for the year ended December 31, 2016.  General and administrative expenses increased due to the Company having had nominal operations and only incurred expenses relating to being a public reporting company, including professional service fees for preparing our SEC reports.

Professional Fees. Professional Fees for the year ended December 31, 2017 were $11,050 as compared to $0 for the year ended December 31, 2016.  Professional Fees due to the Company having had nominal operations and only incurred expenses relating to being a public reporting company, including professional service fees for preparing our SEC reports.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	As of	As of
	December 31, 2017	December 31, 2016

Cash	$-	$100
Accounts payable	(10,913)
Due from related party	(2,156)	-
Working Capital (Deficit)	$(13,069)	$100

Impact of Inflation

We believe that the rate of inflation has had negligible effect on our operations. We believe we can absorb most, if not all, increased non-controlled operating costs by increasing sales prices, whenever deemed necessary and by operating our Company in the most efficient manner possible.

Net Cash Used in Operating Activities

We used cash in operations of $2,256 for the year ended December 31, 2017. We experienced no cash flow from operating activities for the year ended December 31, 2016 due to the inactivity of the Company during the year.

Net Cash Used in Investing Activities

We experienced no cash flow from investing activities for year ended December 31, 2017 and 2016.

Net Cash Provided by Financing Activities

We experienced cash flow from financing activities of $2,156 for year ended December 31, 2017 due to expenses being paid by a related party, and $0 for the year ended December 31, 2016.

Availability of Additional Funds

Based on our working capital deficit as of December 31, 2017, we will need additional equity and/or debt financing to continue our operations during the next 12 months. See “Description of Business”.

Critical Accounting Policies and Estimates

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. Our significant estimates and assumptions include the fair value of our stock, and the valuation allowance relating to the Company’s deferred tax assets.

We qualify as an “emerging growth company”, as defined in the Jumpstart Our Business Startups Act, which became law in April, 2012.  Under the JOBS Act, “emerging growth companies”, can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Off Balance Sheet Arrangements

As of December 31, 2017, we had no off balance sheet arrangements.

Material Commitments

There were no material commitments for the year ended December 31, 2017.

Purchase of Furniture and Equipment

There were no purchases of computers and any other equipment for the year ended December 31, 2017.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Cash and Cash Equivalents

We consider all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. At December 31, 2017, we have no cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Earnings (Loss) Per Share

The Company computes earnings per share in accordance with ASC 260, “Earnings Per Share”. Under the provisions of ASC 260, basic earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potentially dilutive common shares outstanding during the period.  There were no potentially dilutive common shares outstanding during the period.

Income Taxes

The Company accounts for income taxes as outlined in ASC 740, “Income Taxes”. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

Fair Value of Financial Instruments

ASC 820, “Fair Value Measurements” (ASC 820) and ASC 825, “Financial Instruments” (ASC 825), requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. It establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. It prioritizes the inputs into three levels that may be used to measure fair value:

Level 1 - Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.
Level 2 - Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.
Level 3 - Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The carrying values of cash, accounts payable, and accrued liabilities approximate fair value. Pursuant to ASC 820 and 825, the fair value of cash is determined based on "Level 1" inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are not subject to risks related to foreign currency exchange rate fluctuations.  Our functional currency is the United States dollar. We do not transact our business in other currencies. As a result, we are not subject to exposure from movements in foreign currency exchange rates. We do not use derivative financial instruments for speculative trading purposes.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Fortuneswell Corporation

Opinion on the Financial Statements
We have audited the accompanying balance sheets of Fortuneswell Corporation (the "Company") as of December 31, 2017 and 2016, the related statements of operations, changes in shareholders’ equity (deficit) and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has limited liquidity and has not completed efforts to establish a source of revenue sufficient to cover operating costs.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in this regard are described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting in accordance with the standards of the PCAOB. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion in accordance with the standards of the PCAOB.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DMCL LLP

DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED PROFESSIONAL ACCOUNTANTS
We have served as the Company’s auditor since 2017
Vancouver, Canada
April 16, 2018

Fortuneswell Corporation
 Balance Sheets
 (Expressed in United States dollars)

	December 31, 2017	December 31, 2016
ASSETS
Current Assets
Cash	$-	$100
Total Current Assets	-	100
TOTAL ASSETS	$-	$100

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$10,913	$-
Due to related party	2,156	-
TOTAL LIABILITIES	13,069	-

STOCKHOLDERS' DEFICIT
Common Stock, $0.001 Par Value
Authorized Common Stock
75,000,000 shares at $0.001
Issued and Outstanding
8,000,000 Common Shares at December 31, 2017 & December 31, 2016	8,000	8,000
Additional Paid In Capital	-	-
Accumulated Deficit	(21,069)	(7,900)
TOTAL STOCKHOLDERS' DEFICIT	(13,069)	100

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$-	$100

The accompanying notes are an integral part of these financial statements.

Fortuneswell Corporation
Statements of Operations
 (Expressed in United States dollars)

	Year ended December 31, 2017	Year ended December 31, 2016

EXPENSES
General and administrative	$2,119	$-
Professional Fees	11,050	-
Total Expenses	13,169	-

Net Loss for the year	$13,169	$-

Basic and diluted loss per share	$0.00	$-

Weighted average number of shares outstanding	8,000,000	8,000,000

The accompanying notes are an integral part of these financial statements.

Fortuneswell Corporation
Statements of Changes in Stockholders' Equity (Deficit)
 (Expressed in United States dollars)

	Common Stock		Additional Paid-	Accumulated
	Number of Shares	Amount	In Capital	Deficit	Total
				-	-
Balance, December 31, 2015	8,000,000	$8,000	$-	$(7,900)	$100
Net Loss for year				-	-
Balance, December 31, 2016	8,000,000	8,000	-	(7,900)	100
Net loss for year				(13,169)	(13,169)

Balance, December 31, 2017	8,000,000	$8,000	$-	$(21,069)	$(13,069)

The accompanying notes are an integral part of these financial statements.

Fortuneswell Corporation
 Statements of Cash Flows
 (Expressed in United States dollars)

	Year ended December 31, 2017	Year ended December 31, 2016
OPERATING ACTIVITIES
Net loss for the year	$(13,169)	$-
Adjustment to reconcile net loss
to net cash used in operations:
Accounts payable	10,913	-

Net cash used in Operating Activities	(2,256)	-

FINANCING ACTIVITY
Advance from related party	2,156	-
Net cash provided by Financing Activity	2,156	-

Net decrease in cash for period	(100)	-
Cash at beginning of year	100	100
Cash at end of year	$-	$100

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

FORTUNESWELL CORPORATION
NOTES TO AUDITED FINANCIAL STATEMENTS
December 31, 2017 and 2016

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

 Fortuneswell Corporation was incorporated in the State of Nevada on June 17, 2014.  The principal business objective of the Company is to sell and promote a portfolio of bulk fuel supplements for Energy Alliance Technology to the multifaceted fuels industry. The portfolio of bulk fuel supplements is based on the science of Bio-Thermogenics.  The formulary of the portfolio of products alter the burn pattern and combustion characteristics of all fossil fuels.  EATC’s products increase fuel efficiency, increases engine and equipment life, and can reduce emissions more than 80% thereby introducing the potential for immediate and long-term positive environmental impacts.  Their product line of fuel supplements is 100% natural, non-petroleum based, and non-agricultural impacting. As at December 31, 2017, the Company has no operating history other than organizational matters and has not commenced any operations.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States, (“U.S. GAAP”), which contemplate continuation of the Company as a going concern.  For the period ended December 31, 2017, the Company had not commenced operations and had an accumulated deficit of $21,069. The Company currently has limited liquidity and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.  Management has evaluated these factors and as determined that they raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The financial statements present the balance sheets, statements of operations, stockholders' equity, and cash flows of the Company. These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

Use of Estimates
The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. The Company regularly evaluates estimates and assumptions related to deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Basis of Accounting
The Company’s financial statements are prepared using the accrual method of accounting, except for cash flow information. The Company has elected a December 31 fiscal year end.

Income Taxes
Deferred tax assets and liabilities arise from temporary timing differences between the book and tax basis of accounting for assets, liabilities, and income as well as from timing in the recognition of net operating losses. Deferred income tax assets primarily arise from net operating loss carry-forwards and deferred income tax liabilities are based on the different depreciation and amortization methods used for tax reporting and financial accounting purposes. The Company assesses its ability to realize deferred tax assets based on the current earnings performance and on projections of future taxable income in the relevant tax jurisdictions. These projections do not include taxable income from the reversal of deferred tax liabilities and do not reflect a general growth assumption but do consider known or pending events, such as the passage of legislation. The Company’s estimates of future taxable income are reviewed annually.

If the Company is required to pay interest on the underpayment of income taxes, the Company recognizes interest expense in the first period the interest becomes due according to the provisions of the relevant tax law. If the Company is subject to payment of penalties, the Company recognizes an expense for the amount of the statutory penalty in the period when the position is taken on the income tax return. If the penalty was not recognized in the period when the position was initially taken, the expense is recognized in the period when the Company changes its judgment about meeting minimum statutory thresholds related to the initial position taken.

Loss per Share
Net loss per share is computed based upon the weighted-average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock. The Company had no dilutive securities.

NOTE 4 – COMMON STOCK

The Company is authorized to issue an aggregate of 75,000,000 common shares with a par value of $0.001 per share.  No preferred shares have been authorized or issued.  At both December 31, 2017 and December 31, 2016, 8,000,000 common shares are issued and outstanding.

On June 18, 2014, the Company issued 8,000,000 Founder’s shares at $0.001 per share (par value) for total cash of $8,000.

At December 31, 2017, there are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

NOTE 5 – RELATED PARTY TRANSACTIONS

A significant shareholder has paid expenses on behalf of the Company.  At December 31, 2017 and 2016, the amounts owed are $2,156 and $0, respectively. The loans are unsecured, payable on demand, and carry no interest.

NOTE 6 - INCOME TAXES

A reconciliation of the income tax provisions computed at statutory rates to the reported income tax provision for the period ended December 31, 2017 and 2016 is as follows:

	December 31, 2017	December 31, 2016
Net loss for the year	$(13,169)	$-
Statutory rate	34%	-
Expected income tax recovery at statutory rate	(4,000)	-
Effect of change of future enacted tax rate	3,000	-
Change in valuation allowance	1,000	-
Net income tax expense	$-	$-

The significant components of the Company’s deferred income tax assets after applying enacted corporate tax rates at December 31, 2017(21%) and 2016 (34%) is as follows:

	December 31, 2017	December 31, 2016
Net operating losses	$4,000	$3,000
Valuation allowance	(4,000)	(3,000)
	$-	$-

The net operating losses carry forward will expire indefinitely.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.  The Company has open tax years of December 31, 2016 and 2017.

NOTE 7 – SUBSEQUENT EVENTS

A significant shareholder has continued to pay expenses on behalf of the Company.  The additional amount paid from January 1, 2018 through April 15, 2018 is $6,158.  The loans are unsecured, payable on demand, and carry no interest.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this evaluation, our CEO and CFO concluded that our disclosure controls were not effective as of the end of the period covered by this report.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and financial officer and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).  Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer has concluded that the Company’s internal control over financial reporting as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of December 31, 2017 (the “Evaluation Date”), to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.   Each of the following is deemed a material weakness in our internal control over financial reporting:

•	Limited or no segregation of duties and lack of multiple levels of supervision and review.
•	No independent directors.

•	Ineffective controls over financial reporting.
•	Lack of controls over authorization related party transactions.

Management believes that the material weaknesses set forth in the four items above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Management's Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we plan to initiate the following series of measures once we have the financial resources to do so:

•
We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And, we plan to appoint one or more outside directors to an audit committee resulting in a fully functioning audit committee, which will undertake the oversight in the establishment and monitoring of required internal controls and procedures, such as reviewing and approving estimates and assumptions made by management when funds are available to us.

•	Management believes that the appointment of outside directors to a fully functioning audit committee, would remedy the lack of a functioning audit committee.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended December 31, 2017 which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This Annual Report does not include an attestation report of the Company’s registered independent public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this Annual Report.

Item 9B. Other Information.

None.

CHANGES IN CONTROL OF REGISTRANT

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our directors and executive officers and their respective ages as of April 16, 2018, are as follows:

Name	Age	Principal Positions With Us

J. Daniel Thatcher	70	CEO, President, CFO, Principal Accounting Officer, Secretary, Treasurer and Director

The following describes the business experience of our director and executive officer, including other directorships held in public reporting companies, if any:

Set forth below is the biographical information about the director and executive officers:

J. Daniel Thatcher – Chief Executive Officer, President, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director

Prior to joining Fortuneswell, from November 2013 – Present, Mr. Thatcher is the President of NEO Technologies, Simi Valley, California.  He is an independent consultant assisting companies with proven innovative technologies build brand recognition and market presence.  In 2012, Mr. Thatcher was a Sales and Marketing Manager for ACCO Engineering Systems, Glendale, California.  From July 2009 – December 2011 he was Executive Vice President at MagLev Retrofit Solutions, a Division Multistack, Sparta, Wisconsin, MagLev is a manufacturer of innovative chiller products.  In 2004, Mr. Thatcher was named Vice President of Aftermarket Businesses for Danfoss Turbocor Compressors, Tallahassee, Florida.  From 1988 to 2003 Mr. Thatcher served Vice President/General Manager for ACCO Solar Control a subsidiary of ACCO Engineered Systems.  He later became Director of Energy Projects for ACCO Engineered Systems.

Mr. Thatcher holds an Associate of Arts Degree from Los Angeles Pierce College and a Bachelor of Arts Degree from Occidental College.  He is a recognized energy industry speaker having given presentations to numerous utilities, the Department of Energy, The American Society of Heating, Refrigeration and Air Conditioning Engineers and the Globacon World Energy Conference.  Industry affiliations include ASHRAE, AEE, The Global Strategy Initiative and Danfoss EnVisioneering.

Term of Office

All of our directors hold office until the next annual meeting of the shareholders or until their successors are elected and qualified. Our officers are appointed by our board of directors and hold office until their earlier death, retirement, resignation or removal.

Family Relationships

There are no family relationships among any of the Company’s directors and officers.

Board Composition and Committees

The Company’s Board of Directors is currently composed of one member, J. Daniel Thatcher.

We do not have a standing nominating, compensation or audit committee.  Rather, our full board of directors performs the functions of these committees. Also, we do not have a “audit committee financial expert” on our board of directors as that term is defined by Item 407(d)(5)(ii) of Regulation S-K. We do not believe it is necessary for our board of directors to appoint such committees because the volume of matters that come before our board of directors for consideration permits the directors to give sufficient time and attention to such matters to be involved in all decision making.

Involvement in Certain Legal Proceedings

None of our directors, executive officers or control persons has been involved in any of the events prescribed by Item 401(f) of Regulation S-K during the past ten years, including:

1.
any petition under the Federal bankruptcy laws or any state insolvency law filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he or she was a general partner at or within two years before the time of such filing, or any corporation or business association of which he or she was an executive officer at or within two years before the time of such filing;

2.	any conviction in a criminal proceeding or being named a subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from, or otherwise limiting, the following activities:

i.
acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.	engaging in any type of business practice; or

iii.	engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.
being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any type of business regulated by the Commodity Futures Trading Commission, securities, investment, insurance or banking activities, or to be associated with persons engaged in any such activity;

5.
being found by a court of competent jurisdiction in a civil action or by the SEC to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.
being found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.
being subject to, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.	any Federal or State securities or commodities law or regulation; or

ii.
any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.	any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.
being subject to, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(a) of the Act

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent (10%) of our shares of common stock, to file reports of ownership and changes in ownership with the SEC.   Officers, directors and greater than ten percent (10%) stockholders are required by regulations promulgated by the SEC to furnish us with copies of all Section 16(a) forms that they file.  With reference to transactions during the fiscal year ended December 31, 2017, to our knowledge, all Section 16(a) forms required to be filed with the SEC were filed.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

Philosophy and objectives

Since our inception, all compensation decisions have been made by our Board of Directors.  The primary objective of our compensation policies and programs with respect to executive compensation is to serve our shareholders by attracting, retaining and motivating talented and qualified individuals to manage and lead our business. We will focus on providing a competitive compensation package that provides significant short and long-term incentives for the achievement of measurable corporate and individual performance objectives.

Elements of executive compensation

Base salary. We will seek to provide our senior management with a level of base salary in the form of cash compensation appropriate to their roles and responsibilities. Base salaries for our executives will be established based on the executive’s qualifications, experience, scope of responsibilities, future potential and past performance and cash available to pay executive compensation. Base salaries will be reviewed annually and adjusted from time to time to realign salaries with market levels after taking into account an individual's responsibilities, performance and experience. We will consider four factors in determining the base salaries of our named executive officers. These four factors are, in order of significance, (1) creating an incentive to achieve corporate goals, (2) individual performance, (3) cash available to pay compensation and (4) the total compensation each executive officer previously received while employed with us, if any.  We have not paid any executive compensation in the form of base salary to our management during the year ended December 31, 2017 or the period June 17, 2014, our inception, through December 31, 2016.

Incentive cash bonuses.  Our practice will be to seek to award incentive cash bonuses to our executive officers based upon their individual performance, as well as our overall business and strategic objectives. In determining the amount of cash bonuses paid to our named executive officers, we will consider the same four factors as in determining their base salaries. We expect that our Board of Directors will adopt formal processes for incentive cash bonuses during the next 24 months and will utilize incentive cash bonuses to reward executives for achieving corporate financial and operational goals and for achieving individual performance objectives. To date, we have not paid any incentive cash bonuses to our management.

Long-term equity compensation.  We believe that successful long-term performance is achieved through an ownership culture that encourages long-term performance by our executive officers through the use of stock and stock-based awards. We intend to establish equity incentive plans to provide our employees, including our executive officers, with incentives to help align those employees’ interests with the interests of our shareholders.

We expect that our incentive plans will permit the grant of stock options, restricted shares and other stock awards to our executive officers, employees, consultants and non-employee board members. When we hire executive officers in the future, we expect to grant them stock-based awards that will generally vest over a five-year period. We believe that stock-based awards provide an incentive for these officers to continue their employment with us, provide our executive officers with an opportunity to obtain an ownership interest in our company and encourage them to focus on our long-term profitable growth. We believe that the use of long-term equity compensation will promote our overall executive compensation objectives and expect that equity incentives will be an important source of compensation for our executives.  In determining amounts awarded to our executive officers under our incentive plans, we will consider the same four factors (and use the same method of measurement) as in determining base salary. The third factor (cash available) has an indirect effect when determining long-term equity compensation. Specifically, to the extent that this factor causes us not to pay base salary or cash bonuses, it points toward providing long-term equity compensation.  We have not issued any long-term equity compensation to our management during the year ended December 31, 2017 or the period June 17, 2014, our inception, through December 31, 2016.

Other compensation.  When we hire executive officers, our executive officers will be eligible to receive the same benefits, including non-cash group life and health benefits that are available to all employees. We may offer a 401(k) plan to our employees, including our executive officers. This plan will permit employees to make contributions up to a statutory maximum and will permit us to make matching or profit-sharing contributions. To date, we have not offered to our employees any benefit plans, including but not limited a 401(k) plan or made, or committed to make, any matching or profit-sharing contributions under a 401(k) plan.

Policies related to compensation

Guidelines for equity awards.  We have not formalized a policy as to the amount or timing of equity grants to our executive officers. We expect, however, that our board of directors will approve and adopt guidelines for equity awards.  Among other things, we expect that the guidelines will specify procedures for equity awards to be made under various circumstances, address the timing of equity awards in relation to the availability of information about us and provide procedures for grant information to be communicated to and tracked by our finance department.  As of the date of this report, we have not established a finance department.  We anticipate that the guidelines will require that any stock options or stock appreciation rights have an exercise or strike price not less than the fair market value of our common stock on the date of the grant.

Stock ownership guidelines.  As of the date of this report, we have not established stock ownership guidelines for our executive officers or the Board of Directors.

Compliance with Sections 162(m) and 409A of the Internal Revenue Code

Section 162(m) of the Internal Revenue Code limits the deductibility of compensation in excess of $1 million paid to certain executive officers unless such compensation qualifies as performance-based compensation. Among other things, in order to be deemed performance-based compensation for Section 162(m) purposes, the compensation must be based on the achievement of pre-established, objective performance criteria and must be pursuant to a plan that has been approved by our shareholders. At least for the next several years, we expect the cash compensation paid to our executive officers to be below the threshold for non-deductibility provided in Section 162(m), and our equity incentive plans will afford our board of directors with the flexibility to make a variety of types of equity awards to our executive officers, the deductibility of which will not be limited under Section 162(m).  However, our board of directors will fashion our future equity compensation awards.  However, we do not now know whether any such awards will satisfy the requirements for deductibility under Section 162(m).

We also currently intend for our executive compensation program to satisfy the requirements of Internal Revenue Code Section 409A, which addresses the tax treatment of certain nonqualified deferred compensation benefits.

Executive Compensation

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by, or paid to the Company’s officers during the period from June 17, 2014 (inception) to December 31, 2016 and during the year ended December 31, 2017 for services to the Company.

Name	Position	Year Ended & Period Ended	Salary Paid ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)

J. Daniel Thatcher*	CEO, President, CFO, Principal Accounting Officer, Secretary & Treasurer	2017	-	-	-	-	-	-	-
		2016
Barry Underhill**	CEO, President, CFO, Principal Accounting Officer, Secretary & Treasurer	2016	-	-	-	-	-	-	-
		2015	-	-	-	-	-	-	-
		2014	-	-	-	-	-	-	-

* For period from April 2016 - Current Mr. J. Daniel Thatcher is the Chief Executive Officer, President, Chief Financial Officer, Principal Accounting Officer, Secretary and Treasurer of the Company.

** For period from June 17, 2014 (date of inception) to April 2016 Mr. Barry Underhill was the President, Chief Executive Officer, President, Chief Financial Officer, Principal Accounting Officer, Secretary and Treasurer of the Company.

Compensation of Directors

The following table sets forth the information concerning cash and non-cash compensation awarded to, earned by, or paid to the Company’s directors during the period from June 17, 2014 (inception) to December 31, 2016 and during the year ended December 31, 2017 for services to the Company.

Name	Year Ended & Period Ended	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

J. Daniel Thatcher	2017	-	-	-	-	-	-	-
	2016
Barry Underhill	2016	-	-	-	-	-	-	-
	2015	-	-	-	-	-	-	-
	2014	-	-	-	-	-	-	-

* For period from April 2016 - Current Mr. J. Daniel Thatcher is the sole Director of the Company.

** For period from June 17, 2014 (date of inception) to April 2016 Mr. Barry Underhill was the sole Director of the Company.

Employment Agreements and Benefits

We currently have one employee. Mr. J. Daniel Thatcher. There is no executive employment agreement between the employee and the Company.

Potential Payments Upon Termination or Change in Control

As of the date of this report, there were no potential payments or benefits payable to our executive officers, upon their termination or in connection with a change in control.

Pension Benefits

No named executive officers received or held pension benefits during the period from June 17, 2014 (inception) to December 31, 2016 or the year ended December 31, 2017.

Nonqualified Deferred Compensation

No nonqualified deferred compensation was offered or issued to any named executive officer during the period from June 17, 2014 (inception) to December 31, 2016 or the year ended December 31, 2017.

Grants of Plan-Based Awards

During the period from January 13, 2011 (inception) to December 31, 2016 and the year ended December 31, 2017, we have not granted any plan-based awards to our executive officers.

Outstanding Equity Awards

No unexercised options or warrants were held by any of our named executive officers as of December 31, 2017 and December 31, 2016.  No equity awards were made during the year ended December 31, 2017 and the year ended December 31, 2017.

Option Exercises and Stock Vested

During the period from June 17, 2014 (inception) to December 31, 2016 and the year ended December 31, 2017, our executive officers have neither been granted any options, nor did any unvested stock or options granted to executive officers vest. As of the date of this report, our executive officers do not have any stock options or unvested shares of stock of the Company.

Compensation Committee Interlocks and Insider Participation

During the period from June 17, 2014 (inception) to December 31, 2016 and the year ended December 31, 2017, we did not have a standing compensation committee. Our Board of Directors was responsible for the functions that would otherwise be handled by the compensation committee. All directors participated in deliberations concerning executive officer compensation, including directors who were also executive officers.

Employment Agreements

We have not entered into any employment agreements with our executive officers. Our decision to enter into an employment agreement, if any, will be made by our compensation committee.

Equity Incentive Plan

We expect to adopt an equity incentive plan. The purposes of the plan are to attract and retain qualified persons upon whom our sustained progress, growth and profitability depend, to motivate these persons to achieve long-term company goals and to more closely align these persons' interests with those of our other shareholders by providing them with a proprietary interest in our growth and performance. Our executive officers, employees, consultants and non-employee directors will be eligible to participate in the plan. We have not determined the amounts of shares of our common stock to be reserved for issuance under the proposed equity incentive plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of our common stock as of April 16, 2018 for:

•	each person or group known to us to beneficially own 5% or more of our common stock;
•	each of our directors and director nominees;
•	each of our named executive officers; and
•	all of our executive officers and directors as a group.

Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of common stock, except to the extent authority is shared by spouses under applicable law.

The number of shares beneficially owned by each shareholder is determined under rules promulgated by the SEC. The information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting or investment power and any shares as to which the individual or entity has the right to acquire beneficial ownership within 60 days after April 16, 2018, through the exercise of any stock option, warrant or other right.

Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Outstanding

Energy Alliance Technology Corp. 13400 Riverside Drive, Suite 205, Sherman Oaks, California 91423.	7,800,000	97.5%

Daniel Thatcher 11 Vista Hermosa Drive Simi Valley, California 93065	0	0%

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions With Related Persons, Promoters And Certain Control Persons

Related party loans were $2,156 as of December 31, 2017, and $0 as of December 31, 2016.

The Company does not own or rent property.  The office space is provided by an officer at no charge.

Director Independence

We do not have a standing nominating, compensation or audit committee. Rather, the board of directors performs the functions of these committees. We do not believe it is necessary for the board of directors to appoint such committees, because the volume of matters that come before the board of directors for consideration is not so substantial that our directors are usually allowed sufficient time and attention to such matters.  The Company believes that J. Daniel Thatcher is “independent” as such term is defined by the rules of OTC Markets.

Annual Report on Form 10-K

Copies of our Annual Report on Form 10-K, without exhibits, can be obtained without charge from us at Fortuneswell Corporation, 11 Vista Hermosa Drive, Simi Valley, California 93065, or by telephone at (805) 304-2664.

Item 14. Principal Accountant Fees and Services.

The following table sets forth fees billed to us for principal accountant fees and services for year ended December 31, 2017 and the year ended December 31, 2016.

	Year Ended December 31, 2017	Year Ended December 31, 2016

Audit Fees	$7,000	$3,100
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

Total Audit and Audit-Related Fees	$7,000	$3,100

Item 15. Exhibits.

(a) Exhibits

The following exhibits are filed with this Report on Form 10-K:

Exhibit No.	Description

3.1	Articles of Incorporation, as currently in effect*

3.2	Bylaws, as currently in effect*

31.1	302 Certification - J. Daniel Thatcher

32.1	906 Certification - J. Daniel Thatcher

99.1	EATC Fuels Representation Agreement*

*  Included by reference as an Exhibit to our Registration Statement on Form S-1 filed on July 14, 2017

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of April 2018.

FORTUNESWELL CORPORATION

By:  /s/   J. Daniel Thatcher
J. Daniel Thatcher
CEO, President, Secretary, Treasurer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Daniel Thatcher J. Daniel Thatcher	President, Chief Executive Officer, (Principal Executive Officer), Treasurer, Secretary, Chief Financial Officer and Chief Accounting Officer & Director	April 16, 2018

Fortuneswell Corporation

Index to Exhibits

Exhibits	Description

Exhibit 31.1	302 Certification - J. Daniel Thatcher

Exhibit 32.1	906 Certification - J. Daniel Thatcher