Form 10-Q
period 2018-03-31
Fortuneswell Corp
filed 2018-06-04
CIK 1613394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018
OR

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at May 29, 2018
Common Stock, par value $.001 per share	8,000,000 shares

FORTUNESWELL CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Fortuneswell Corporation
  Condensed Balance Sheets
March 31, 2018
 (Expressed in United States dollars)

	March 31, 2018	December 31, 2017
	(unaudited)
ASSETS
Current Assets
Cash	$-	$-
Total Current Assets	-	-
TOTAL ASSETS	$-	$-

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$5,460	$10,913
Due to related party	9,731	2,156
TOTAL LIABILITIES	15,191	13,069

STOCKHOLDERS' DEFICIT
Common Stock, $0.001 Par Value
Authorized Common Stock
75,000,000 shares at $0.001
Issued and Outstanding
8,000,000 Common Shares at March 31, 2018 and December 31, 2017	8,000	8,000
Additional Paid In Capital	-	-
Accumulated Deficit	(23,191)	(21,069)
TOTAL STOCKHOLDERS' DEFICIT	(15,191)	(13,069)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

Fortuneswell Corporation
Condensed Statements of Operations
 March 31, 2018
(Expressed in United States dollars)
(unaudited)

	Three months ended March 31, 2018	Three months ended March 31, 2017

EXPENSES
General and administrative	$252	$-
Professional Fees	1,870	5,700
Total Expenses	2,122	5,700

Net Loss for the period	$(2,122)	$(5,700)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	8,000,000	8,000,000

The accompanying notes are an integral part of these unaudited financial statements.

Fortuneswell Corporation
  Condensed Statements of Cash Flows
March 31, 2018
 (Expressed in United States dollars)
(unaudited)

	Three months ended March 31, 2018	Three months ended March 31, 2017
OPERATING ACTIVITIES
Net loss for the period	$(2,122)	$(5,700)
Adjustment to reconcile net loss
to net cash used in operations:
Accounts payable	(5,453)	5,600

Net cash used in Operating Activities	(7,575)	(100)

FINANCING ACTIVITY
Advance from related party	7,575	-
Net cash provided by Financing Activity	7,575	-

Net decrease in cash for period	-	(100)
Cash at beginning of period	-	100
Cash at end of period	$-	$-

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

FORTUNESWELL CORPORATION
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2018

NOTE 1 – NATURE OF OPERATIONS

Fortuneswell Corporation was incorporated in the State of Nevada on June 17, 2014 and has elected a December 31 fiscal year end.  The principal business objective of the Company is to sell and promote a portfolio of bulk fuel supplements for Energy Alliance Technology Company (“EATC”) to the multifaceted fuels industry. The portfolio of bulk fuel supplements is based on the science of Bio-Thermogenics.  The formulary of the portfolio of products alter the burn pattern and combustion characteristics of all fossil fuels.  EATC’s products increase fuel efficiency, increases engine and equipment life, and can reduce emissions more than 80% thereby introducing the potential for immediate and long-term positive environmental impacts.  Their product line of fuel supplements is 100% natural, non-petroleum based, and non-agricultural impacting. As of March 31, 2018, the Company has no operating history other than organizational matters and has not commenced any operations.

The balance sheet as of December 31, 2017 has been derived from audited financial statements, and the unaudited interim financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Form 10-K as of December 31, 2017. In the opinion of management, all adjustments (which include normal and recurring adjustments) necessary to fairly present the Company’s financial position as of March 31, 2018, and results of its operations and cash flows for the three months then ended have been made.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States, (“U.S. GAAP”), which contemplate continuation of the Company as a going concern.  For the period ended March 31, 2018, the Company had not commenced operations and had an accumulated deficit of $23,191. The Company currently has limited liquidity and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.  Management has evaluated these factors and as determined that they raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The financial statements present the balance sheets, and statements of operations and cash flows of the Company. These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

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

Recently Issued Accounting Pronouncements
In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern. The amendments require management to perform interim and annual assessments of an entity’s ability to continue as a going concern and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. The Company has adopted the guidance and has included the appropriate disclosures in Note 2.

On January 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which amended the existing accounting standards for revenue recognition. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. The Company adopted ASU 2014-09 in the first quarter of 2018 and applied the modified retrospective approach. There was no impact to the Company’s recognition of revenue as a consequence of adopting this new standard.

NOTE 4 – COMMON STOCK

The Company is authorized to issue an aggregate of 75,000,000 common shares with a par value of $0.001 per share. At March 31, 2018 and December 31, 2017, there are 8,000,000 common shares issued and outstanding.

NOTE 5 – RELATED PARTY TRANSACTIONS

A significant shareholder has paid expenses on behalf of the Company.  At March 31, 2018 and December 31, 2017, the amounts owed are $9,731 and $2,156, respectively. The loans are unsecured, payable on demand, and carry no interest.

On June 14, 2017, the Company entered into a three-year Sales Representative Agreement with Energy Alliance Technology Company (EATC) to sell and promote EATC’s patented fuel supplements in the United States, Canada, and Mexico.  After the initial term, the Agreement will stay in effect until such either party terminates it by providing a ninety-day notice. The Company’s duties, per the agreement, include promotion, sales, preparation of a yearly business plan, creation of customer profiles including credit applications, receipt and fulfillment of product orders, and collection of funds owed for such orders.  For these duties, the Company will receive a commission of fifteen percent (15%) of the net sales price of the products.  As of March 31, 2018 and December 31, 2017, no commissions were earned or received by the Company.

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

Results of Operations for the Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017

Revenues. The Company’s revenues were $0 for the three-month period ended March 31, 2018 and March 31, 2017.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 2018 were $252 as compared to $0 for the three months ended March 31, 2017. General and administrative expenses increased due to the Company’s filings with the Securities and Exchange Commission and fees related to the Company’s new business plan.

Professional Fees. Professional fees for the three months ended March 31, 2018 were $1,870 as compared to $5,700 for the three months ended March 31, 2017. Professional fees decreased as a result of the Company not incurring any more fees related to the new business plan and filing the S-1 with the Securities Exchange Commission.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	As of March 31, 2018	As of December 31, 2017

Cash	$-	$-
Working Capital	(15,191)	(13,069)
Debt (current)	15,191	13,069

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

Net Cash Used in Operating Activities

We experienced zero cash flow from operating activities during the three months ended March 31, 2018 as compared to zero cash flow from operating activities during the three months ended March 31, 2017.

Net Cash Used in Investing Activities

The net cash used in investing activities during the three months ended March 31, 2018 and 2017 was $0.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the three month period ended March 31, 2018 was $0, and $0 during the three month period ended March 31, 2017.

Availability of Additional Funds

Based on our working capital deficit as of March 31, 2018 and zero revenues, we expect to need additional equity and/or debt financing to continue our operations during the next 12 months. We expect that our current cash on hand will not fund our operations through December 2018.

Critical Accounting Policies and Estimates

Our unaudited interim financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of unaudited interim financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the unaudited interim financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from these estimates. Our significant estimates and assumptions include the fair value of our stock and the valuation allowance relating to the Company’s deferred tax assets.

Material Commitments

There were no material commitments during the three months ended March 31, 2018.

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

On January 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which amended the existing accounting standards for revenue recognition. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. The Company adopted ASU 2014-09 in the first quarter of 2018 and applied the modified retrospective approach. There was no impact to the Company’s recognition of revenue as a consequence of adopting this new standard.

The Company has reviewed all recent accounting pronouncements and, other than shown above, has determined that it is unlikely that any will have a material impact on its financial position or results of operations.

Off Balance Sheet Arrangements

As of March 31, 2018, we had no off balance sheet arrangements.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2018 which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

DATE:  May 29, 2018

By:	/s/ J. Daniel Thatcher
J. Daniel Thatcher
Chairman, President, Chief Executive Officer
and Treasurer (Principal Accounting Officer
and Authorized Officer)

Fortuneswell Corporation

Index to Exhibits

Exhibit No.	Description

31.1	302 Certification - J. Daniel Thatcher

32.1	906 Certification - J. Daniel Thatcher