Form 10-Q
period 2018-06-30
Fortuneswell Corp
filed 2018-08-20
CIK 1613394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at August 20, 2018
Common Stock, par value $.001 per share	8,000,000 shares

2

FORTUNESWELL CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Fortuneswell Corporation

Condensed Balance Sheets

June 30, 2018

(Expressed in United States dollars)

	June 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Current Assets
Cash	$-	$-
Total Current Assets	-	-
TOTAL ASSETS	$-	$-

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$2,900	$10,913
Due to related party	15,806	2,156
TOTAL LIABILITIES	18,706	13,069

STOCKHOLDERS' DEFICIT
Common Stock, $0.001 Par Value
Authorized Common Stock
75,000,000 shares at $0.001
Issued and Outstanding
8,000,000 Common Shares at June 30, 2018 and December 31, 2017	8,000	8,000
Additional Paid In Capital	-	-
Accumulated Deficit	(26,706)	(21,069)
TOTAL STOCKHOLDERS' DEFICIT	(18,706)	(13,069)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

Fortuneswell Corporation

Condensed Statements of Operations

June 30, 2018

(Expressed in United States dollars)

(unaudited)

	Three months ended June 30, 2018	Three months ended June 30, 2017	Six months ended June 30, 2018	Six months ended June 30, 2017
EXPENSES
General and administrative	$1,765	$-	$2,017	$-
Professional Fees	1,750	500	3,620	6,200
Total Expenses	3,515	500	5,637	6,200

Net Loss for the period	$(3,515)	$(500)	$(5,637)	$(6,200)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	8,000,000	8,000,000	8,000,000	8,000,000

The accompanying notes are an integral part of these unaudited financial statements.

Fortuneswell Corporation

Condensed Statements of Cash Flows

June 30, 2018

(Expressed in United States dollars)

(unaudited)

	Six months ended June 30, 2018	Six months ended June 30, 2017
OPERATING ACTIVITIES
Net loss for the period	$(5,637)	$(6,200)
Adjustment to reconcile net loss
to net cash used in operations:
Accounts payable	(8,013)	6,100
Net cash used in Operating Activities	(13,650)	(100)

FINANCING ACTIVITY
Advance from related party	13,650	-
Net cash provided by Financing Activity	13,650	-

Net decrease in cash for period	-	(100)
Cash at beginning of period	-	100
Cash at end of period	$-	$-

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

FORTUNESWELL CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2018

NOTE 1 – NATURE OF OPERATIONS

Fortuneswell Corporation was incorporated in the State of Nevada on June 17, 2014 and has elected a December 31 fiscal year end.  The principal business objective of the Company is to sell and promote a portfolio of bulk fuel supplements for Energy Alliance Technology Company (“EATC”). The portfolio of bulk fuel supplements is based on the science of Bio-Thermogenics.

The unaudited interim financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“US GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Form 10-K as of December 31, 2017.

In the opinion of management, all adjustments necessary to fairly present the Company’s financial position as of June 30, 2018, and results of its operations and cash flows for the 6 months then ended have been made.

The accompanying financial statements have been prepared in conformity with US GAAP, which contemplate continuation of the Company as a going concern. The Company currently has limited liquidity and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Management has evaluated these factors and as determined that they raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

Recently Issued Accounting Pronouncements

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern. The amendments require management to perform interim and annual assessments of an entity’s ability to continue as a going concern and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. The standard applies to all entities and is effective for annual and interim reporting periods ending after December 15, 2016, with early adoption permitted. The Company has adopted the guidance and has included the appropriate disclosures in Note 1.

Other than as noted above the Company has not implemented any pronouncements that had material impact on the financial statements and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 2 – RELATED PARTY TRANSACTIONS

A significant shareholder has paid expenses on behalf of the Company. At June 30, 2018 and December 31, 2017, the amounts owed are $15,806 and $2,156, respectively. The loans are unsecured, payable on demand, and carry no interest.

On June 14, 2017, the Company entered into a 3-year agreement with Energy Alliance Technology Company (EATC) to sell and promote EATC’s patented fuel supplements in the United States, Canada, and Mexico. After the initial term, the agreement will stay in effect until such either party terminates it by providing 90 days’ notice. The Company’s duties, per the agreement, include promotion, sales, preparation of a yearly business plan, creation of customer profiles including credit applications, receipt and fulfillment of product orders, and collection of funds owed for such orders in exchange for a commission 15% of the net sales price of the products.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our financial statements, including the notes thereto, appearing in this report and are hereby referenced. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this report. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. We believe it is important to communicate our expectations. However, our management disclaims any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise.

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

Plan of Operation

The business of the Company is to sell and promote a portfolio of bulk fuel supplements for Energy Alliance Technology (herein after referred to as “EATC”). EATC has signed a three-year Sales Representative Agreement for the Territory defined as North America. The North America Territory includes all of the 50 United States, Canada and Mexico. The Company plans to market the portfolio of emissions reducing fuel technologies and products for all classifications of fossil fuel. After 12 years of extensive research and field testing, EATC has developed a family of patented, proprietary fossil fuel supplements that are ready to be marketed and sold under the trade name Bio-T. EATC has developed patented “neutral-catalytic” reagent that perform traditional catalytic functions, but without expensive or toxic heavy metal catalysts. Coupled with other biological system reagents, dynamic feedback control of the combustion process is achieved resulting in higher efficiency, more complete combustion, higher power output, and lower emissions.

Results of Operations for the Three and Six Months Ended June 30, 2018 Compared to the Three and Six Months Ended June 30, 2017

Revenues. The Company’s revenues were $0 for the three and six-month periods ended June 30, 2018 and June 30, 2017.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended June 30, 2018 were $1,765 as compared to $0 for the three months ended June 30, 2017, and $2,017 for the six months ended June 30, 2018 as compared to $0 for the six months ended June 30, 2017. General and administrative expenses increased due to the Company’s filings with the Securities and Exchange Commission and fees related to the Company’s new business plan.

Professional Fees. Professional fees for the three months ended June 30, 2018 were $1,750 as compared to $500 for the three months ended June 30, 2017, and $3,620 for the six months ended June 30, 2018 as compared to $6,200 for the six months ended June 30, 2017. Professional fees increased as a result of the Company’s filings with the Securities and Exchange Commission ad fees related to the Company’s new business plan.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	As of June 30, 2018	As of December 31, 2017

Cash	$-	$-
Related Party Loans	15,806	2,156
Working Capital	(18,706)	(13,069)
Total Current Liabilities	18,706	13,069

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

Net Cash Used in Operating Activities

We experienced net cash used in operating activities for the six-month period ended June 30, 2018 of $13,650 due to cash used to fund a net loss of $5,637. We experienced net cash used in operating activities of $100 for the six-month period ended June 30, 2017 due to cash used to fund a net loss of $6,200 and offset by an increase in accounts payable.

Net Cash Used in Investing Activities

The net cash used in investing activities during the six months ended June 30, 2018 and 2017 was $0.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the six-month period ended June 30, 2018 was $13,650 due to related party making payments on the Company’s behalf, and $0 during the six-month period ended June 30, 2017.

Availability of Additional Funds

Based on our working capital deficit as of June 30, 2018 and zero revenues, we expect to need additional equity and/or debt financing to continue our operations during the next 12 months. We expect that our current cash on hand will not fund our operations through December 2018.

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

Material Commitments

There were no material commitments during the six months ended June 30, 2018.

Recent Accounting Pronouncements

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern. The amendments require management to perform interim and annual assessments of an entity’s ability to continue as a going concern and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. The standard applies to all entities and is effective for annual and interim reporting periods ending after December 15, 2016, with early adoption permitted. The Company has evaluated the impact that this new guidance will have on its financial statements and has included the appropriate disclosures in Note 1.

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

Off Balance Sheet Arrangements

As of June 30, 2018, we had no off balance sheet arrangements.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our President and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of our third fiscal quarter covered by this report. Based on the foregoing, our President and Treasurer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level at June 30, 2018. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2018 which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

DATE: August 20, 2018

By: /s/ J. Daniel Thatcher

J. Daniel Thatcher

Chairman, President, Chief Executive Officer

and Treasurer (Principal Accounting Officer

and Authorized Officer)

Fortuneswell Corporation

Index to Exhibits

Exhibit No.	Description

31.1	302 Certification - J. Daniel Thatcher

32.1	906 Certification - J. Daniel Thatcher

