Form 10-Q
period 2018-09-30
Fortuneswell Corp
filed 2018-12-28
CIK 1613394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

OR

☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 333-228060

ENERGY ALLIANCE TECHNOLOGY CORP.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	83-2484730 (I.R.S. Employer Identification Number)

11 Vista Hermosa Drive

Simi Valley, California 93065

(Address of principal executive offices)

(805) 304-2664

(Issuer’s telephone number, including area code)

Fortuneswell Corporation

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or, an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company”, in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at December 28, 2018
Common Stock, par value $.001 per share	8,000,000 shares

2

ENERGY ALLIANCE TECHNOLOGY CORP.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Energy Alliance Technology Corp.

fka Fortuneswell Corporation

Condensed Balance Sheets

September 30, 2018

(Expressed in United States dollars)

	September 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Current Assets
Cash	$-	$-
Total Current Assets	-	-
TOTAL ASSETS	$-	$-

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$9,831	$10,913
Due to related party	18,701	2,156
TOTAL LIABILITIES	28,532	13,069

STOCKHOLDERS' DEFICIT
Common Stock, $0.001 Par Value
Authorized Common Stock
75,000,000 shares at $0.001
Issued and Outstanding
8,000,000 Common Shares at September 30, 2018 and December 31, 2017	8,000	8,000
Additional Paid In Capital	-	-
Accumulated Deficit	(36,532)	(21,069)
TOTAL STOCKHOLDERS' DEFICIT	(28,532)	(13,069)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

Energy Alliance Technology Corp.

fka Fortuneswell Corporation

Condensed Statements of Operations

September 30, 2018

(Expressed in United States dollars)

(unaudited)

	Three months ended September 30, 2018	Three months ended September 30, 2017	Nine months ended September 30, 2018	Nine months ended September 30, 2017
EXPENSES
General and administrative	$1,176	$1,186	$3,193	$1,186
Professional Fees	8,650	1,050	12,270	7,250
Total Expenses	9,826	2,236	15,463	8,436

Net Loss for the period	$(9,826)	$(2,236)	$(15,463)	$(8,436)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	8,000,000	8,000,000	8,000,000	8,000,000

The accompanying notes are an integral part of these unaudited financial statements.

Energy Alliance Technology Corp.

fka Fortuneswell Corporation

Condensed Statements of Cash Flows

September 30, 2018

(Expressed in United States dollars)

(unaudited)

	Nine months ended September 30, 2018	Nine months ended September 30, 2017
OPERATING ACTIVITIES
Net loss for the period	$(15,463)	$(8,436)
Adjustment to reconcile net loss
to net cash used in operations:
Accounts payable	(1,081)	8,336
Advance from related party	16,544	-
Net cash used in Operating Activities	-	(100)

Net decrease in cash for period	-	(100)
Cash at beginning of period	-	100
Cash at end of period	$-	$-

Supplemental Cash Flow Information:
Expenses paid by related party on Company's behalf	$-	$2,056
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

ENERGY ALLIANCE TECHNOLOGY CORPORATION
FKA FORTUNESWELL CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2018

NOTE 1 – NATURE OF OPERATIONS

Fortuneswell Corporation (“the Company”) was incorporated in the State of Nevada on June 17, 2014 and has elected a December 31 fiscal year end.  The principal business objective of the Company is to sell and promote a portfolio of bulk fuel supplements for Energy Alliance Technology Company (“EATC”). The portfolio of bulk fuel supplements is based on the science of Bio-Thermogenics.

In September 2018, the Company changed its name to Energy Alliance Technology Corp.

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

In the opinion of management, all adjustments necessary to fairly present the Company’s financial position as of September 30, 2018, and results of its operations and cash flows for the nine months then ended have been made.

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

NOTE 2 – RELATED PARTY TRANSACTIONS

A significant shareholder has paid expenses on behalf of the Company. At September 30, 2018 and December 31, 2017, the amounts owed this shareholder are $18,701 and $2,156, respectively. The loans are unsecured, payable on demand, and carry no interest.

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

Plan of Operation

The business of the Company is to sell and promote a portfolio of bulk fuel supplements for Energy Alliance Technology Company (herein after referred to as “EATC”). EATC has signed a three year Sales Representative Agreement for the Territory defined as North America. The North America Territory includes all of the 50 United States, Canada and Mexico. The Company plans to market the portfolio of emissions reducing fuel technologies and products for all classifications of fossil fuel. After 12 years of extensive research and field testing, EATC has developed a family of patented, proprietary fossil fuel supplements that are ready to be marketed and sold under the trade name Bio-T. EATC has developed patented “neutral-catalytic” reagent that perform traditional catalytic functions, but without expensive or toxic heavy metal catalysts. Coupled with other biological system reagents, dynamic feedback control of the combustion process is achieved resulting in higher efficiency, more complete combustion, higher power output, and lower emissions.

Results of Operations for the Three and Nine Months Ended September 30, 2018 Compared to the Three and Nine Months Ended September 30, 2017

Revenues. The Company’s revenues were $0 for the three and nine month periods ended September 30, 2018 and June 30, 2017.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended September 30, 2018 were $1,176 as compared to $1,186 for the three months ended September 30, 2017, and $3,193 for the nine months ended September 30, 2018 as compared to $1,186 for the nine months ended September 30, 2017. General and administrative expenses increased due to the Company’s filings with the Securities and Exchange Commission and fees related to the Company’s new business plan.

Professional Fees. Professional fees for the three months ended September 30, 2018 were $8,650 as compared to $1,050 for the three months ended September 30, 2017, and $12,270 for the nine months ended September 30, 2018 as compared to $7,250 for the nine months ended September 30, 2017. Professional fees increased as a result of the Company’s filings with the Securities and Exchange Commission ad fees related to the Company’s new business plan.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	As of September 30, 2018	As of December 31, 2017

Cash	$-	$-
Related Party Loans	18,701	2,156
Working Capital	(28,532)	(13,069)
Total Current Liabilities	28,532	13,069

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

Net Cash Used in Operating Activities

We experienced net cash used in operating activities for the nine-month period ended September 30, 2018 of $16,544 due to cash used to fund a net loss of $15,463. We experienced net cash used in operating activities of $100 for the nine-month period ended September 30, 2017 due to cash used to fund a net loss of $8,436 and offset by an increase in accounts payable.

Net Cash Used in Investing Activities

The net cash used in investing activities during the nine months ended September 30, 2018 and 2017 was $0.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the nine-month period ended September 30, 2018 was $16,544 due to related party making payments on the Company’s behalf, and $0 during the nine-month period ended September 30, 2017.

Availability of Additional Funds

Based on our working capital deficit as of September 30, 2018 and zero revenues, we expect to need additional equity and/or debt financing to continue our operations during the next 12 months. We expect that our current cash on hand will not fund our operations through December 2018.

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

Material Commitments

There were no material commitments during the nine months ended September 30, 2018.

Recent Accounting Pronouncements

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

Off Balance Sheet Arrangements

As of September 30, 2018, we had no off balance sheet arrangements.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our President and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of our third fiscal quarter covered by this report. Based on the foregoing, our President and Treasurer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level at September 30, 2018. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2018 which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

/s/ Andrew Soulakis

Andrew Soulakis

CEO, President, and CFO

PART II OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits

Exhibit No.	Description

31.1	302 Certification – Andrew Soulakis

32.1	906 Certification – Andrew Soulakis

(b) Reports of Form 8-K

ITEM 5.02	DEPARTURES OF DIRECTORS OR PRINCIPAL OFFICERS; ELECTION OF DIRECTORS; APPOINTMENT OF PRINCIPAL OFFICER

Effective September 17, 2018, J. Daniel Thatcher resigned as Chief Executive Officer and as a Director. Effective September 17, 2018, Andrew Soulakis was appointed as Chief Executive Officer and a Director. Preston Tyree was appointed to the board of directors and Harry Hibler was appointed to the board of directors. J. Daniel Thatcher was appointed as the Chief Operating Officer and remains the Secretary and Treasurer. All officers and directors will serve in these positions until the next regularly scheduled elections.

ITEM 5.03	AMENDMENT TO ARTICLES OF INCORPORATION OR BYLAWS; CHANGE IN FISCAL YEAR

On September 17, 2018, our board approved an amendment to our Articles of Incorporation to change our name to "Energy Alliance Technology Corp.", effective November 16, 2018.  We have filed a Certificate of Amendment to our Articles of Incorporation with the Nevada Secretary of State reflecting the above action.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGY ALLIANCE TECHNOLOGY CORP.

DATE: December 28, 2018

By: /s/ Andrew Soulakis

Andrew Soulakis

Chairman, President, Chief Executive Officer

(Principal Accounting Officer

and Authorized Officer)

By: /s/ J. Daniel Thatcher

J. Daniel Thatcher

Chief Operating Officer, Secretary and Treasurer

Energy Alliance Technology Corp.

Index to Exhibits

Exhibit No.	Description

31.1	302 Certification – Andrew Soulakis

32.1	906 Certification – Andrew Soulakis

