Form 10-Q/A
period 2018-09-30
Fortuneswell Corp
filed 2018-12-31
CIK 1613394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at December 31, 2018
Common Stock, par value $.001 per share	8,000,000 shares

2

EXPLANATORY NOTE

The sole purpose of this amendment to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018, originally filed with the Securities and Exchange Commission on December 28, 2018, is to include Exhibit 101 to the Form 10-Q which was not available in time for the filing.  The Exhibit contains the XBRL (eXtensible Business Reporting Language) Interactive Data File for the financial statements and notes included in Part I, Item 1 of the Form 10-Q.

No other changes have been made to the Form 10-Q. This Amendment speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q that may have been affected by subsequent events.

3

Item 6. Exhibits

(a) Exhibits

Exhibit No.	Description

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(b) Reports of Form 8-K

4

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGY ALLIANCE TECHNOLOGY CORP.

DATE: December 31, 2018

By: /s/ Andrew Soulakis

Andrew Soulakis

Chairman, President, Chief Executive Officer

(Principal Accounting Officer

and Authorized Officer)

By: /s/ J. Daniel Thatcher

J. Daniel Thatcher

Chief Operating Officer, Secretary and Treasurer

5

Energy Alliance Technology Corp.

Index to Exhibits

Exhibit No.	Description

31.1	302 Certification – Andrew Soulakis

32.1	906 Certification – Andrew Soulakis

6